Form 10-Q
period 2010-04-30
Northeast Island Corp.
filed 2010-06-15
CIK 1486018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

NORTHEAST ISLAND CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	000-53903	27-1800601
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

100 East Cook Avenue, Suite 101 Libertyville, IL 60048
(Address of principal executive offices)

(847) 932-4151
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

               Large Accelerated Filer     ☐                Accelerated File        ☐
               Non-Accelerated Filer       ☐                Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐
As of June 9, 2010, there were 1,500,000 shares outstanding of the registrant’s common stock.

NORTHEAST ISLAND CORPORATION

FORM 10-Q

April 30, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Northeast Island Corporation
(A Development Stage Company)
Condensed Balance Sheets

	April 30, 2010	January 31, 2010
	(Unaudited)	(Audited)

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	$1,497	$-
Loans payable - related party	15,750	5,000
Total Current Liabilities	17,247	5,000

Stockholders' Deficit:
Preferred stock ($0.001 par value, 10,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock, ($0.001 par value, 100,000,000 shares authorized,
1,500,000 issued and outstanding)	1,500	1,500
Deficit accumulated during the development stage	(18,747)	(6,500)
Total Stockholders' Deficit	(17,247)	(5,000)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to unaudited condensed financial statements

Northeast Island Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three	From January 29, 2010
	Months Ended April 30, 2010	(Inception) to April 30, 2010

General and administrative expenses	$12,247	$18,747

Net loss	$(12,247)	$(18,747)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	1,500,000	1,500,000

See accompanying notes to unaudited condensed financial statements

Northeast Island Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended	From January 29, 2010
	April 30, 2010	(Inception) to April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,247)	$(18,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - founders	-	1,500
Changes in operating assets and liabilities:
Decrease in:
Accounts payable	1,497	1,497
Net Cash Used in Operating Activities	(10,750)	(15,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	10,750	15,750
Net Cash Provided by Financing Activities	10,750	15,750

Net Increase in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to unaudited condensed financial statements

Northeast Island Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
April 30, 2010
(Unaudited)

Note 1 Nature of Operations, Basis of Presentations and Summary of Significant Accounting Policies

Nature of Operations

Northeast Island Corporation (the “Company”), was incorporated in the State of Nevada on January 29, 2010.  The Company was formed to pursue a business combination with an existing operating company.

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10 which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended January 31, 2010.  The interim results for the period ended April 30, 2010 are not necessarily indicative of results for the full fiscal year.

Summary of Significant Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a development stage company, including the potential risk of business failure.  Also, see Note 2 regarding going concern matters.

Northeast Island Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
April 30, 2010
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Such estimates and assumptions impact, among others, share based-payments and a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the three month ended April 30, 2010 and from January 29, 2010 (Inception) to April 30, 2010 is equivalent since the Company has had continuing losses.  The Company also has no common stock equivalents.

Northeast Island Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
April 30, 2010
(Unaudited)

Segment Information

During 2010, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's condensed financial statements.

In April 2010, FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently evaluating the impact of the provisions of ASU 2010-17 on its results of operations, financial position or liquidity.

Note 2 Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company has a net loss of $12,247 for the three months ended April 30, 2010.  The Company also has a working capital deficit and stockholder’s deficit of $17,247 at April 30, 2010. The Company is in the development stage and has not yet generated any revenues.

Northeast Island Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
April 30, 2010
(Unaudited)

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following action:

•	Seeking additional third party debt and/or equity financing, and
•	Continue with the implementation of the business plan

Note 3 Loans Payable - Related Party

On January 29, 2010, the Company executed a loan with an entity that is affiliated with the Company‘s Chief Executive Officer for $5,000.  This loan was non-interest bearing, unsecured and due on January 29, 2011.

On March 25, 2010, the Company executed a loan with an entity that is affiliated with the Company‘s Chief Executive Officer for $6,000.  This loan was non-interest bearing, unsecured and due on March 26, 2011.

On April 6, 2010, the Company executed a loan with an entity that is affiliated with the Company‘s Chief Executive Officer for $4,750.  This loan was non-interest bearing, unsecured and due on April 6, 2011.

The following is a summary of loans payable – related party:

Advances	$5,000
Balance – January 31, 2010	5,000
Advances – 3 months ended April 30, 2010	10,750
Balance – April 30, 2010	$15,750

Note 4 Stockholder’s deficit

On January 29, 2010, the Company issued 1,500,000 shares of common stock, having a fair value of $1,500 ($0.001/share), to its founder for pre-incorporation services.  Fair value of the services provided reflected a more readily determinable fair value of the shares issued.  At January 31, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. Forward-looking statements may also be made in Northeast Island’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Northeast Island through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Northeast Island Corporation undertakes no obligation to update or revise any forward-looking statements.

Overview

Northeast Island Corporation (“we”, “us”, “our”, “Northeast Island”, the "Company" or the "Registrant") was incorporated in the State of Nevada on January 29, 2010. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination and have made no efforts to identify a possible business combination. As a result, we have not conducted negotiations or entered into a letter of intent concerning any target business. Our business purpose is to seek the acquisition of, or merger with, an existing company. Our fiscal year end is January 31, 2010.

Description of Business

Based on our proposed business activities, we are a "blank check" company which is defined by the SEC as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, we also qualifies as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation. To date, our efforts have been limited to organizational activities. We have no capital and will depend on Mr. Gene Maher and Mr. John Prinz to provide us with the necessary funds to implement our business plan.

We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

The analysis of new business opportunities will be undertaken by or under the supervision of Mr. Gene Maher, our President and director, and Mr. Prinz, our director. Messers Maher and Prinz are experienced with advising and consulting publicly traded companies. No discussions regarding the possibility of a business combination will occur until after the effective date of this registration statement.  Messers Maher and Prinz manage Greenview Capital, a firm engaged in advising and consulting publicly traded companies, In addition, Mr. Prinz manages Daybreak Special Situations Fund which provides funding for private and public transactions and other special situations, and specializes in investing in rapidly-growing Chinese companies that trade in the United States. Although neither Greenview nor Daybeak Special Situations Fund has similar business objectives to us, conflicts of interest may be present for Messers Maher and Prinz in allocating their time to our business and to the business of Greenview Capital and Daybreak Special Situations Fund. As our President, Mr. Maher will be expected to allocate approximately (10) ten hours per week to supervise our operations and search for a target company until the acquisition of a successful business opportunity has been identified. However, it is possible that he will not be able to consistently allocate (10) ten hours each week due to his commitment to managing Greenview Capital. However, we believe that business opportunities may also come to our attention from various sources, including Mr. Maher, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports, and

(ii)	Consummating an acquisition.

Plan of Operations

We may consider a merger with a business which (A) is a developing company, or (B) is an established business, which is in need of additional funds from investors who have declined to invest in a privately held company. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

Three Months Ended April 30, 2010

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting its efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

Loss from operations – Loss from operations for the period ending April 30, 2010 was $12,247 and this was primarily due to legal and accounting expenses.

Liquidity and Capital Resources

Cash and working capital – At April 30, 2010, we had no cash. At April 30, 2010, we had a working capital deficit of $17,247.

Cash used in operations – During the period ending April 30, 2010, net cash used in operations was $10,750 and consisted principally of a net loss of $12,247.

Financing activities – During the period ending April 30, 2010 we financed our operations by receiving loans of $10,750.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our condensed financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Use of Estimates, Going Concern Consideration – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report.  As an early stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops.  Our condensed financial statements have been prepared assuming we are a “going concern”.  No adjustment has been made in the financial statements which could result should we be unable to continue as a going concern.

Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company has a net loss of $12,247 for the three months ended April 30, 2010.  The Company also has a working capital deficit and stockholder’s deficit of $17,247 at April 30, 2010. The Company is in the development stage and has not yet generated any revenues.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following action:

•	Seeking additional third party debt and/or equity financing, and
•	Continue with the implementation of the business plan

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T. Controls and Procedures.

(a)        Evaluation of disclosure controls and procedures. At the conclusion of three months ended April 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our President of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our President concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our President, in a manner that allowed for timely decisions regarding required disclosure.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)       Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or any of our companies or our companies’ subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2010, we issued a total of 1,500,000 shares of our common stock, par value $0.001 per share, as the founder shares (the “Founder Shares”) to Messers. Gene Maher and John Prinz as consideration for their services rendered as our incorporators, each received 750,000 of the Founder Shares, valued at $1,500 in the aggregate in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption since the issuance shares by us did not involve a public offering. Neither us nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. The issuance of the 1,500,000 shares as the founder shares was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. (Removed and Reserved).

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed in a Form 8-K.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST ISLAND CORPORATION

Date: June 15, 2010	By:	/s/ Gene Maher
Gene Maher
President