Form 10-Q/A
period 2010-04-30
Northeast Island Corp.
filed 2010-07-12
CIK 1486018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________
Amendment No. 1
to
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

As of July 12, 2010, there were 1,500,000 shares outstanding of the registrant’s common stock.

Explanatory Note

This Amendment No.1 to Form 10-Q is being filed to revise and amend Exhibit 31.1 to the Form 10-Q filed on June 15, 2010 in response to the comments provided by the U.S. Securities and Exchange Commission (the “SEC”) on July 8, 2010

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST ISLAND CORPORATION

Date: July 12, 2010	By:	/s/ Gene Maher
Gene Maher
President