Form 10-Q
period 2010-07-31
Northeast Island Corp.
filed 2010-09-14
CIK 1486018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

NORTHEAST ISLAND CORP.
(Exact name of registrant as specified in its charter)

Nevada	000-53903	27-1800601
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

100 East Cook Avenue, Suite 101 Libertyville, IL 60048
(Address of principal executive offices)

(847) 932-4151
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

               Large Accelerated Filer     ☐                Accelerated File        ☐
               Non-Accelerated Filer       ☐                Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒   No ☐

As of September 13, 2010, there were 1,500,000 shares outstanding of the registrant’s common stock.

NORTHEAST ISLAND CORP.

FORM 10-Q

July 31, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Northeast Island Corp.
(A Development Stage Company)
Financial Statements
July 31, 2010
(Unaudited)

Northeast Island Corp.
(A Development Stage Company)
July 31, 2010

TABLE OF CONTENTS

Page(s)
Balance Sheets – As of July 31, 2010 (unaudited) and January 31, 2010	1

Statements of Operations – Three and Six Months ended July 31, 2010 (unaudited), and from January 29, 2010 (inception) to July 31, 2010 (unaudited)	2

Statements of Cash Flows – Six Months ended July 31, 2010 (unaudited), and from January 29, 2010 (inception) to July 31, 2010 (unaudited)	3

Notes to Financial Statements (unaudited)	4 – 7

Northeast Island Corp.
(A Development Stage Company)
Balance Sheets

	July 31, 2010	January 31, 2010
	(Unaudited)

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	$5,324	$-
Loans payable - related party	18,223	5,000
Total Current Liabilities	23,547	5,000

Stockholders' Deficit:
Preferred stock ($0.001 par value, 10,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock, ($0.001 par value, 100,000,000 shares authorized,
1,500,000 issued and outstanding)	1,500	1,500
Deficit accumulated during the development stage	(25,047)	(6,500)
Total Stockholders' Deficit	(23,547)	(5,000)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to unaudited financial statements

Northeast Island Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended	Six Months Ended	From January 29, 2010 (Inception) to
	July 31, 2010	July 31, 2010	July 31, 2010

General and administrative expenses	$6,300	$18,547	$25,047

Net loss	$(6,300)	$(18,547)	$(25,047)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
during the period - basic and diluted	1,500,000	1,500,000	1,500,000

See accompanying notes to unaudited financial statements

Northeast Island Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended	From January 29, 2010 (Inception) to
	July 31, 2010	July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,547)	$(25,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - founders	-	1,500
Changes in operating assets and liabilities:
Increase in:
Accounts payable	5,324	5,324
Net Cash Used in Operating Activities	(13,223)	(18,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	13,223	18,223
Net Cash Provided by Financing Activities	13,223	18,223

Net Increase in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to unaudited financial statements

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2010
(Unaudited)

Note 1 Nature of Operations, Basis of Presentations and Summary of Significant Accounting Policies

Nature of Operations

Northeast Island Corp. (the “Company”), was incorporated in the State of Nevada on January 29, 2010.  The Company was formed to pursue a business combination with an existing operating company.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of January 31, 2010 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10 for the period ended January 31, 2010.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10, which contains the audited financial statements and notes thereto, together with Management’s Discussion and analysis or Plan of Operations for the year ended January 31, 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended July 31, 2010 are not necessarily indicative of results for the full fiscal year.

Summary of Significant Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2010
(Unaudited)

Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a development stage company, including the potential risk of business failure.  Also, see Note 2 regarding going concern matters.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the three and six months ended July 31, 2010 and from January 29, 2010 (Inception) to July 31, 2010 is equivalent since the Company has had continuing losses.  The Company also has no common stock equivalents.

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2010
(Unaudited)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

Note 2 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $18,547 and net cash used in operating activities of $13,223 for the six months ended July 31, 2010.  The Company also has a working capital deficit and stockholder’s deficit of $23,547 at July 31, 2010. The Company is in the development stage and has not yet generated any revenues.

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
The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following action:

•	Seeking additional third party debt and/or equity financing, and
•	Continue with the implementation of the business plan

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2010
(Unaudited)

These financial statements do not include any adjustments relating to the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

From May to June 2010, the Company executed three loans with an entity that is affiliated with the Company‘s Chief Executive Officer for $2,473.  These loans were non-interest bearing, unsecured and due one year from the date of the loan.

The following is a summary of loans payable – related party:

Advances	$5,000
Balance – January 31, 2010	5,000
Advances – 6 months ended July 31, 2010	13,223
Balance – July 31, 2010	$18,223

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” Forward-looking statements may also be made in Northeast Island’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Northeast Island through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Northeast Island Corp. undertakes no obligation to update or revise any forward-looking statements.

Overview

Northeast Island Corp. (“we”, “us”, “our”, “Northeast Island,” the “Company” or the “Registrant”) was incorporated in the State of Nevada on January 29, 2010. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination and have made no efforts to identify a possible business combination. As a result, we have not conducted negotiations or entered into a letter of intent concerning any target business. Our business purpose is to seek the acquisition of or merger with, an existing company. Our fiscal year end is January 31, 2010.

Description of Business

Based on our proposed business activities, we are a “blank check” company which is defined by the SEC as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, we also qualifies as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Three Months Ended July 31, 2010

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

Loss from operations – Loss from operations for the period ending July 31, 2010 was $6,300 and this was primarily due to legal, accounting expenses and filing fees.

Six Months Ended July 31, 2010

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

Loss from operations – Loss from operations for the period ending July 31, 2010 was $18,547 and this was primarily due to legal and accounting expenses and filing fees.

Liquidity and Capital Resources

Cash and working capital – At July 31, 2010, we had no cash. At July 31, 2010, we had a working capital deficit of $23,547.

Cash used in operations – During the period ending July 31, 2010, net cash used in operations was $13,223 and consisted principally of a net loss of $18,547 offset by accounts payable for $5,324.

Financing activities – During the period ending July 31, 2010 we financed our operations by receiving loans of $13,223.

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

Our significant accounting policies are summarized in Note 1 of our unaudited interim financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Use of Estimates, Going Concern Consideration – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report.  As an early stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops.  Our financial statements have been prepared assuming we are a “going concern”.  No adjustment has been made in the financial statements which could result should we be unable to continue as a going concern.

Development Stage - The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $18,547 and net cash used in operating activities of $13,223 for the six months ended July 31, 2010.  The Company also has a working capital deficit and stockholder’s deficit of $23,547 at July 31, 2010. The Company is in the development stage and has not yet generated any revenues.

The ability of the Company to continue as a going concern is dependent on Management’s plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following action:

•	Seeking additional third party debt and/or equity financing; and

•	Continue with the implementation of the business plan

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a)        Evaluation of disclosure controls and procedures. At the conclusion of six months ended July 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our President of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our President concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our President, in a manner that allowed for timely decisions regarding required disclosure.

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

During the period ended July 31, 2010, there were no sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST ISLAND CORP.

Date: September 14 , 2010	By:	/s/ Gene Maher
Gene Maher
Chief Executive Officer