Form 10-K
period 2011-01-31
Northeast Island Corp.
filed 2011-05-10
CIK 1486018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53903

Northeast Island Corp.
 (Exact name of registrant as specified in its charter)

Nevada	27-1800601
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 East Cook Avenue, Suite 101 Libertyville, IL	60048
(Address of principal executive offices)	(Zip Code)

(847) 932-4151
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on July 31, 2010. As of May 9, 2011, there were 1,500,000 shares of common stock, par value $0.001, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements in this Report regarding: our expected financial position and operating results; our business strategy; future developments in our markets and the markets in which we expect to compete; our future ability to fund our operations; our development of new products and relationships; our ability to increase our customer base; the impact of entering new markets; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, and depreciation and amortization expenses; our future interest expenses; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; our financing plans; the outcome of any contingencies and the anticipated impact of changes in applicable accounting rules.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These risks include the risks described in “Item 1A — Risk Factors” below. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

PART I

Item 1.  Business.

(a) Business Development

Northeast Island, Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on January 29, 2010.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected January 31 as its fiscal year end.

(b) Business of Issuer

Based on our proposed business activities, we are a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines “blank check” companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, we also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation.  In order for a company to be listed on a U.S. stock exchange or “quoted” on a quotation system, including the OTC Bulletin Board, such company must be 1934 Exchange Act fully reporting company.  After the consummation of a business combination with an operating company, the surviving company arising from the transaction between us and a private operating company will become a reporting company. Although an operating company may choose to effect a business combination with a company that is trading on the OTC Bulletin Board in order to become public, purchasing an OTC Bulletin Board trading company is substantially more expensive than purchasing a Form 10 “blank check’ company and such trading companies also may have liabilities or shareholder issues. Within four (4) days after the consummation of the business combination transaction between a target operating company and us, the surviving company will need to file an extensive Form 8-K in connection with the transaction including Form 10 information of the private operating company. However, the aggregate expenses of purchasing a Form 10 blank check company and filing the Form 8-K will still be substantially lower than purchasing an OTC Bulletin Board company and have less risk to the shareholders of such company. Therefore, we believe that we would be attractive to a number of private operating companies seeking to become public although we do not provide such private companies with a public shareholder base and the private companies may acquire a reporting obligation similar to ours by filing their own Form 10 which would include similar information to the aforementioned “extensive Form 8-K.”

To date, our efforts have been limited to organizational activities. We have no capital and will depend on Mr. Gene Maher and Mr. John Prinz to provide us with the necessary funds to implement our business plan.  We will reimburse Messrs. Maher and Prinz for any loans they made to us pursuant to the outstanding loan. We have not entered into any other written agreements with either Mr. Maher or Mr. Prinz for additional funding and rely upon their oral promise to provide us with funding based upon our necessity. In the event that Mr. Maher and Mr. Prinz fail to provide the additional funding for our business operations, we may have to cease operations.

We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

The analysis of new business opportunities will be undertaken by or under the supervision of Mr. Gene Maher, our President and director, and Mr. Prinz, our director. Messrs. Maher and Prinz are experienced with advising and consulting publicly traded companies.  Messrs. Maher and Prinz manage Greenview Capital, a firm engaged in advising and consulting publicly traded companies. In addition, Mr. Prinz manages Daybreak Special Situations Fund which provides funding for private and public transactions and other special situations, and specializes in investing in rapidly-growing Chinese companies that trade in the United States. We do not currently anticipate Messrs. Maher and Prinz will utilize Greenview Capital or Daybreak Special Situation Funds to provide any services to the Company, including locating potential buyers.  Although neither Greenview nor Daybeak Special Situations Fund has similar business objectives to us, conflicts of interest may be present for Messrs. Maher and Prinz in allocating their time to our business and to the business of Greenview Capital and Daybreak Special Situations Find. As our President, Mr. Maher will be expected to allocate approximately (10) ten hours per week to supervise our operations and search for a target company until the acquisition of a successful business opportunity has been identified. However, it is possible that he will not be able to consistently allocate (10) ten hours each week due to his commitment to managing Greenview Capital. However, we believe that business opportunities may also come to our attention from various sources, including Mr. Maher, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

As of this date we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us. We have flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)
Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)
Other relevant factors.  In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

Our present stockholder will likely not have control of our majority voting securities following a reorganization transaction. However, our present stockholder will benefit from such a reorganization transaction by retaining an equity interest in the surviving company, a cash payment in exchange for outstanding shares, or a combination of both cash and equity. As part of such a transaction, our present director may resign and one or more new directors may be appointed in connection with the transaction.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

We presently have no employees apart from our management. Our President and director, Mr. Maher, is engaged in outside business activities and anticipate that he will devote to our business approximately (10) ten hours per week until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to stockholders

(1)	We are not required to deliver an annual report to stockholders and at this time do not anticipate the distribution of such a report.

(2)	We will file reports with the SEC. We will be a reporting company and will comply with the requirements of the Exchange Act.

(3)
The public may read and copy any materials we file with the SEC in the SEC’s Public Reference Section, Room 1580,100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A.  Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this prospectus, the words “we”, “our” or “us” refer to the Company and not to the selling stockholders.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATIONS HISTORY AND, ACCORDINGLY, YOU WILL NOT HAVE ANY BASIS ON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVE.

We are a development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We have no present revenues and will not generate any revenues until, at the earliest, after the consummation of a business combination.

OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We are in the development stage and have not yet generated any revenues.  As reflected in our audited financial statement for the year ended January 31, 2011, we generated a net loss of $27,150 and net cash used in operations of $18,925.  In addition, we also had a working capital deficit and stockholder’s deficit of $32,150 at January 31, 2011.  As a result, our independent auditor expressed substantial doubt as to our ability to continue as a going concern.

WE NEED ADDITIONAL FUNDING TO SUSTAIN OUR EXISTENCE.

Our ability to continue our operations is dependent upon Messrs. Maher and Prinz’s ability to continuously provide us with all necessary funds until we accomplish a business combination with a private company.  We have not entered into written agreements with either Mr. Maher or Mr. Prinz, and rely upon their oral promise to provide us with the funding based upon our needs. As a result, there is no assurance that Messrs. Maher and Prinz will provide us with the necessary funds whenever we need them.  We are not seeking funding from any other resources. If we cannot obtain the necessary funds from Messrs. Maher and Prinz, we will cease operating.

WE HAVE NO CASH AND NO OPERATIONS AND MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL TO CONSUMMATE A BUSINESS COMBINATION.

Payment of our operating expenses and expenses of implementing our business plan is the responsibility of Mr. Maher and Mr. Prinz.  We may not be able to take advantage of any available business opportunities because of the limited and uncertain availability of capital. There is no assurance that Mr. Maher and Mr. Prinz will have sufficient capital to provide us with the necessary funds to successfully implement our plan of operation or Mr. Maher and Mr. Prinz will continue to provide us with capital in the future.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

SINCE WE HAVE NOT YET SELECTED ANY TARGET BUSINESS WITH WHICH TO COMPLETE A BUSINESS COMBINATION AND ARE NOT LIMITED TO ANY PARTICULAR INDUSTRY, WE ARE UNABLE TO CURRENTLY ASCERTAIN THE MERITS AND RISKS OF THE BUSINESS OPERATIONS.

Because we have not yet identified a prospective target business and are not limited to any particular industry, investors in this offering have no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be adversely affected by the currently unascertained risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a target business.

WE ARE A DEVELOPMENT STAGE COMPANY, AND OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

We were incorporated in January 2010 and are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MESSRS. MAHER AND PRINZ WILL ALLOCATE THEIR TIME TO OTHER BUSINESS, THEREBY CAUSING CONFLICTS OF INTERESTS IN THEIR DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS. THIS CONFLICT OF INTEREST COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

Messrs. Maher and Prinz manage Greenview Capital, a firm engaged in advising and consulting publicly traded companies. In addition, Mr. Prinz manages Daybreak Special Situations Fund which provides funding for private to public transactions and other special situations, and specializes in investing in rapidly-growing Chinese companies that become listed in the United States. Neither Greenview Capital nor Daybreak Special Situation Fund has similar investment objectives to us. However, their engagement in the businesses of Greenview Captial and Daybreak Special Situation Fund may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. If their other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their abilities to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting very limited time to our affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

WE MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK, AND LIQUIDITY OF SHARES OF OUR COMMON STOCK IS LIMITED.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and we thereafter file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into us to further our business strategy.

WE MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

OUR BUSINESS WILL HAVE NO REVENUE UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

WE INTEND TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our Articles of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock with a par value of $0.001 per share.  The total number of preferred stock authorized that may be issued by the Corporation is 10,000,000 shares of preferred stock with a par value of $0.001, undesignated as to class, powers, designations, preferences, limitations, restrictions or relative rights. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

WE HAVE CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

We have not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to us. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us.  Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A “REVERSE MERGER”, FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE, OR ANY U.S. QUOTATION SYSTEM.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE Amex Equities.  However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, an over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

AUTHORIZATION OF PREFERRED STOCK.

Our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with a par value of $0.001 with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of us. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that we will not do so in the future.

CONTROL BY MANAGEMENT.

Management currently controls and votes 100% of our issued and outstanding common stock. Consequently, management has the ability to influence control of our operations and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of the Board of Directors;

•	Removal of directors;

•	Amendment to the our Articles of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence over our management and affairs and other stockholders possess no practical ability to remove management or effect the operations of our business. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We neither rent nor own any properties.  We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

(1)	Our common stock is not trading on any stock exchange. We are not aware of any market activity in our common stock since our inception through the date of this filing.

(2)
Rule 144(i) prohibits the resale of securities issued by a shell company (other than a business combination related shell company) or an issuer that at one time was a shell company, unless the following conditions are met:

(i)	the issuer has ceased to be a shell company;

(ii)	the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

(iii)
the issuer has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

(iv)	at least one year has elapsed since from the time that the issuer filed current Form 10 information with the SEC reflecting its status as an entity that is no longer a shell company.

Currently we have 1,500,000 shares of common stock issued and outstanding, which were issued to Mr. Maher and Mr. Prinz on January 29, 2010.  As we are a shell company as that term is defined in Rule 12b-2 of the Exchange Act, none of our issued and outstanding common stock may be sold under Rule 144(i) until one year after we file the Form 10 information with the SEC reflecting our status as an entity that is no longer a shell company, presuming that during such one year period, we have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act.

(b) Holders

As of May 9, 2011, there were two (2) record holders of an aggregate of 1,500,000 shares of common stock issued and outstanding.

(c) Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Recent Sales of Unregistered Securities

On January 29, 2010, we issued a total of 1,500,000 shares of our Common Stock, par value $0.001 per share, as the founder shares (the “Founder Shares”) to Messrs. Gene Maher and John Prinz as consideration for their services rendered as our incorporators, with each of them receiving 750,000 of the Founder Shares, valued at $1,500 in the aggregate in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption since the issuance shares by us did not involve a public offering. Neither us nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. The issuance of the 1,500,000 shares as the founder shares was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is provided as a supplement to – and should be read in conjunction with - the Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains “forward-looking statements” as described in the introduction to this Form 10-K.

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

Results of Operations

Year Ended January 31, 2011 Compared to the Year Ended January 31, 2010

We are in the development stage and have negative working capital, stockholders’ deficit and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting its efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

Loss from Operations

Loss from operations for the year ended January 31, 2011, was $27,150, compared to $6,500 for the same period in 2010.  This increase was primarily related to increased legal and accounting expenses and filing fees.

Liquidity and Capital Resources

Cash and Working Capital

At January 31, 2011, we had no cash on hand.  At January 31, 2011, we had a working capital deficit of $32,150.

Cash used in Operations

During the year ended January 31, 2011, net cash used in operations was $18,925 and consisted principally of a net loss of $27,150, offset by accounts payable for $8,225.

Financing activities

During the year ended January 31, 2011, we financed our operations by receiving loans of $18,925.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Use of Estimates, Going Concern Consideration – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the audit. Actual results could differ from those estimates.  Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report.  As an early stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops.  Our financial statements have been prepared assuming we are a “going concern”.  No adjustment has been made in the financial statements which could result should we be unable to continue as a going concern.

Development Stage - The Company’s financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include obtaining related party debt financing and continuing to seek a viable merger candidate.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $27,150 and net cash used in operations of $18,925 for the year ended January 31, 2011.  The Company also has a working capital and stockholders’ deficit of $32,150 at January 31, 2011. The Company is in the development stage and has not yet generated any revenues.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-10, which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2011.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of January 31, 2011.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of January 31, 2011.  Management’s assessment identified the following material weaknesses:

•
As of January 31, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.

•
As of January 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of January 31, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

As of May 9, 2011, our officers and directors and additional information concerning them are as follows:

Name	Age	Position

Gene D. Maher	46	President and Director

John G. Prinz	49	Director

Gene D. Maher

Mr. Maher has over 22 years of experience in building companies in a number of different industries. Since 2007, Mr. Maher has been a principal of Greenview Capital, a firm engaged in consulting and advising publicly traded company. Prior to joining Greenview Capital, Mr. Maher was a Portfolio Manager with Nite Capital between 2004 and 2007, making investment decisions and developing Nite’s broker/investment bank network.  Prior to joining Nite, Mr. Maher was the Founder and CEO of Gen-X of America, a commercial and residential sales, installation and service organization for back-up generators and UPS systems.  Mr. Maher began his career at The Antenna Company, a start-up company he helped found and grow into an established manufacturer and supplier of cellular telephone accessories in over 20 countries.  The company grew to over $80 million in revenue before it was sold to Andrew Corporation in 1996.  Mr. Maher graduated from The University of Dayton with a BS in Marketing in 1987.

John G. Prinz

Since July 2007, Mr. Prinz has been a principal of Greenview Captial.  He has also been a managing partner of Daybreak Special Situations Fund from December 2007 to present. Prior to founding Greenview Capital, Mr. Prinz was founder and a Managing Member of Nite Capital from 2002 to 2007.  Prior to Nite Capital, he co-founded and co-managed Blackpoint Capital.  From 1997 through 2002, Mr. Prinz was a private equity investor in several Chicago-area companies.  Previously, he worked for eight years as an investment advisor for Northwestern Mutual/Robert W. Baird and Robert Thomas Securities (A subsidiary of Raymond James).  He began his career as a financial consultant for the Small Business Administration (SBA).  Mr. Prinz holds a finance degree from the University of Nebraska and an MBA from Temple University.

Significant Employees

The Company does not have any significant employees.

Family Relationships

There are currently no family relationships among our officers and directors.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

Audit Committee

The Board of Directors acts as the Audit Committee, and the Board has no separate committees. We have no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, we believe that it has inadequate financial resources at this time to hire such an expert. We intend to continue to search for a qualified individual for hire.

Prior Blank Check Company Experience

No member of our management also serves as an officer or director of any other blank check companies.

Item 11.  Executive Compensation.

The following table sets forth information concerning cash and non-cash compensation paid by the Company to its named executive officer during the fiscal years ended January 30, 2011 and 2010, respectively.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gene Maher	2010	$0	—	—	—	—	—	$750.00 (1)	$750.00
Chief Executive Officer
	2011	0	—	—	—	—	—	0	0

(1)	On January 29, 2010, we issued a total of 750,000 shares of our common stock to Mr. Maher, at par value $0.001 per share, as compensation for his services rendered in connection with our incorporation

Director Compensation

On January 29, 2010, we issued a total of 750,000 shares of our common stock to Mr. Prinz, at par value $0.001 per share, as compensation for his services rendered in connection with our incorporation.

Our directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of our board of directors.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of May 9, 2011, the number and percentage of the outstanding shares of common stock, on a fully diluted basis, which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Gene Maher 100 East Cook Avenue, Suite 101 Libertyville, IL 60048	750,000 (1)	50%

John Prinz 100 East Cook Avenue, Suite 101 Libertyville, IL 60048	750,000 (2)	50%

Officers and Directors as a Group (2 persons)	1,500,000	100%

(1)	Mr. Gene Maher serves as the Chief Executive Officer and as a member of the board of directors of the Company.

(2)	Mr. John Printz serves as a member of the board of directors of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On January 29, 2010, we executed a loan agreement with Greenview Capital, LLC, pursuant to which Greenview Capital LLC loaned us a total of $5,000.  Mr. Gene Maher, our President, is the principal of Greenview Capital, LLC.  This loan was non-interest bearing, unsecured and due on demand.

On March 25, 2010, we executed a loan agreement with Greenview Capital, LLC, pursuant to which Greenview Capital LLC loaned us a total of $6,000. Mr. Gene Maher, our President, is the principal of Greenview Capital, LLC.  This loan was non-interest bearing, unsecured and due on demand.

On April 6, 2010, we executed a loan agreement with Greenview Capital, LLC, pursuant to which Greenview Captial, LLC loaned us a total of $4,750. Mr. Gene Maher, our President, is the principal of Greenview Capital, LLC. This loan was non-interest bearing, unsecured and due on demand.

From May to June 2010, we executed three loan agreements with Greenview Capital, LLC, pursuant to which Greenview Capital, LLC loaned a total of $2,473 to the Company. Mr. Gene Maher, our President, is the principal of Greenview Capital, LLC. This loan was non-interest bearing, unsecured and due on demand.

On August 2, 2010, we executed a loan agreement with Greenview Capital, LLC, pursuant to which Greenview Capital, LLC loaned a total of $5,099 to the Company. Mr. Gene Maher, our President, is the principal of Greenview Capital, LLC. This loan was non-interest bearing, unsecured and due on demand.

On November 10, 2010, we executed a loan agreement with Greenview Capital, LLC, pursuant to which Greenview Capital, LLC loaned a total of $340 to the Company. Mr. Gene Maher, our President, is the principal of Greenview Capital, LLC. This loan was non-interest bearing, unsecured and due on demand.

On January 25, 2011, we executed a loan agreement with Greenview Capital, LLC, pursuant to which Greenview Capital, LLC loaned a total of $264 to the Company. Mr. Gene Maher, our President, is the principal of Greenview Capital, LLC. This loan was non-interest bearing, unsecured and due on demand.

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Berman & Company, P.A., our independent registered public accountants in 2011 and 2010.

	Fiscal Year Ended	Fiscal Year Ended
	January 31, 2011	January 31, 2010
Audit and
Audit Related Fees	$15,000	$4,000
Tax Fees	$750	$750
All Other Fees	$--	$--

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation (as filed as Exhibit 3.1 to the Company’s registration statement on Form 10, filed with the SEC on March 8, 2010)

3.2	Bylaws (as filed as Exhibit 3.1 to the Company’s registration statement on Form 10, filed with the SEC on March 8, 2010)

10.1
Loan Agreement, by and between Northeast Island Corp. and Greenview Capital, LLC, dated January 29, 2010 (as filed as Exhibit 10.1 to the Company’s amended registration statement on Form 10/A, filed with the SEC on May 5, 2010)

10.2
Loan Agreement, by and between Northeast Island Corp. and Greenview Capital, LLC, dated March 25, 2010 (as filed as Exhibit 10.2 to the Company’s amended registration statement on Form 10/A, filed with the SEC on August 3, 2010)

10.3
Loan Agreement, by and between Northeast Island Corp. and Greenview Capital, LLC, dated April 6, 2010 (as filed as Exhibit 10.3 to the Company’s amended registration statement on Form 10/A, filed with the SEC on August 3, 2010)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST ISLAND CORP.

Dated: May 10, 2011	By:	/s/ Gene D. Maher
Gene D. Maher
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons of the Registrant and in the capacities and on the dates indicated have signed this report below:

Dated: May 10, 2011	/s/ Gene D. Maher
Gene D. Maher
Director

Dated: May 10, 2011	/s/ John G. Printz
John G. Printz
Director

Northeast Island Corp.
(A Development Stage Company)
Financial Statements
January 31, 2011 and 2010

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets - As of January 31, 2011 and January 31, 2010	F-2

Statements of Operations - for the year ended January 31, 2011, from January 29, 2010 (inception) to January 31, 2010 and from January 29, 2010 (inception) to January 31, 2011	F-3

Statement of Stockholders’ Deficit - Years ended January 31, 2011 and 2010 and from January 29, 2010 (inception) to January 31, 2011	F-4

Statements of Cash Flows - for the year ended January 31, 2011, from January 29, 2010 (inception) to January 31, 2010 and from January 29, 2010 (inception) to January 31, 2011	F-5

Notes to Financial Statements	F-6 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Northeast Island Corp.

We have audited the accompanying balance sheets of Northeast Island Corp. (a development stage company) as of January 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the year ended January 31, 2011, from January 29, 2010 (inception) to January 31, 2010 and from January 29, 2010 (inception) to January 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northeast Island Corp. (a development stage company) as of January 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended January 31, 2011, from January 29, 2010 (inception) to January 31, 2010 and from January 29, 2010 (inception) to January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $27,150 and net cash used in operations of $18,925 for the year ended January 31, 2011. The Company also has a working capital deficit and stockholder’s deficit of $32,150 at January 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
April 25, 2011

551 NW 77th Street Suite 201 ● Boca Raton, FL 33487
Phone: (561) 864-4444 ● Fax: (561) 892-3715
www.bermancpas.com ● info@bermancpas.com
Registered with the PCAOB ●Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Insititute of Certified Public Accountants

Northeast Island Corp.
(A Development Stage Company)
Balance Sheets

	January 31, 2011	January 31, 2010

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	$8,225	$-
Loans payable - related party	23,925	5,000
Total Current Liabilities	32,150	5,000

Stockholders' Deficit:
Preferred stock ($0.001 par value, 10,000,000 shares authorized,
none issued and outstanding)		-
Common stock, ($0.001 par value, 100,000,000 shares authorized,
1,500,000 issued and outstanding)	1,500	1,500
Deficit accumulated during the development stage	(33,650)	(6,500)
Total Stockholders' Deficit	(32,150)	(5,000)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements

Northeast Island Corp.
(A Development Stage Company)
Statements of Operations

		From January 29, 2010	From January 29, 2010
	Year Ended January 31, 2011	(Inception) to January 31, 2010	(Inception) to January 31, 2011

General and administrative expenses	$27,150	$6,500	$33,650

Net loss	$(27,150)	$(6,500)	$(33,650)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding
during the period - basic and diluted	1,500,000	1,500,000	1,500,000

See accompanying notes to financial statements

Northeast Island Corp.
(A Development Stage Company)
Statement of Stockholders' Deficit
Years ended January 31, 2011 and January 31, 2010 and from January 29, 2010 (inception) to January 31, 2011

			Deficit
			Accumulated
			during the	Total
	Common Stock, $0.001 Par Value		Development	Stockholders'
	Shares	Amount	Stage	Deficit

Issuance of common stock to founders for services ($0.001/share)	1,500,000	$1,500	$-	$1,500

Net loss for the period from January 29, 2010 (Inception) to January 31, 2010	-	-	(6,500)	(6,500)

Balance, January 31, 2010	1,500,000	1,500	(6,500)	(5,000)

Net loss for the year ended January 31, 2011	-	-	(27,150)	(27,150)

Balance, January 31, 2011	1,500,000	$1,500	$(33,650)	$(32,150)

See accompanying notes to financial statements

Northeast Island Corp.
(A Development Stage Company)
Statements of Cash Flows

		From January 29, 2010	From January 29, 2010
	Year Ended January 31, 2011	(Inception) to January 31, 2010	(Inception) to January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,150)	$(6,500)	$(33,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - founders	-	1,500	1,500
Changes in operating assets and liabilities:
Decrease in:
Accounts payable	8,225	-	8,225
Net Cash Used in Operating Activities	(18,925)	(5,000)	(23,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	18,925	5,000	23,925
Net Cash Provided by Financing Activities	18,925	5,000	23,925

Net Increase in Cash	-	-	-

Cash - Beginning of Year/Period	-	-	-

Cash - End of Year/Period	$-	$-	-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year/period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2011

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Northeast Island Corp. (the “Company”) was incorporated in the State of Nevada on January 29, 2010. The Company was formed to pursue a business combination with an existing operating company.

The Company’s fiscal year end is January 31.

Summary of Significant Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include obtaining related party debt financing and continuing to seek a viable merger candidate.

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

Such estimates and assumptions impact, among others, a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

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

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2011

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

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At January 31, 2011 the Company did not record any liabilities for uncertain tax positions.

Earnings (loss) per share

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses.  The Company also has no common stock equivalents.

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2011

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted primarily of accounts payable and related party loans. The carrying amounts of the Company's financial instruments generally approximated their fair values as of January 31, 2011 and 2010, respectively, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on our financial statements.

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2011

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $27,150 and net cash used in operations of $18,925 for the year ended January 31, 2011. The Company also has a working capital deficit and stockholders’ deficit of $32,150 at January 31, 2011. The Company is in the development stage and has not yet generated any revenues.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Loans Payable - Related Party

(A)	Fiscal Year Ended January 31, 2010

The Company executed a loan with an entity that is affiliated with the Company‘s Chief Executive Officer for $5,000.  This loan was non-interest bearing, unsecured and due on demand.

(B)	Fiscal Year Ended January 31, 2011

The Company executed loans with an entity that is affiliated with the Company‘s Chief Executive Officer for $18,925.  These loans were non-interest bearing, unsecured and due on demand.

The following is a summary of loans payable – related party:

Advances	$5,000
Balance – January 31, 2010	5,000
Advances	18,925
Balance – January 31, 2011	$23,925

Note 4 Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2011

The Company has a net operating loss carryforward, for tax purposes, totaling approximately $32,000 at January 31, 2011, expiring through 2031. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at January 31, 2011 and 2010 are approximately as follows:

Gross deferred tax assets:	2011	2010
Net operating loss carryforwards	$13,000	$2,000
Total deferred tax assets	13,000	2,000
Less: valuation allowance	(13,000)	(2,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at January 31, 2011 was approximately $2,000. The net change in valuation allowance during the year ended January 31, 2011, was an increase of approximately $11,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2011.

The actual tax benefit differs from the expected tax benefit for the periods ended January 31, 2011 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 7.95% for State income taxes, a blended rate of 38.95%) approximately as follows:

	2011	2010
Expected tax expense (benefit) - Federal	$(9,000)	$(2,000)
Expected tax expense (benefit) - State	(2,000)	(500)
Stock issued for non-deductible compensation	-	500
Change in valuation allowance	11,000	2,000
Actual tax expense (benefit)	$-	$-

Note 5 Stockholders’ Deficit

On January 29, 2010, the Company issued 1,500,000 shares of common stock, having a fair value of $1,500 ($0.001/share), to its founder for pre-incorporation services.  Fair value of the services provided reflected a more readily determinable fair value of the shares issued.  At January 31, 2010, the Company expensed this stock issuance as a component of general and administrative expense.