Form 10-Q
period 2011-04-30
Northeast Island Corp.
filed 2011-06-14
CIK 1486018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-53903

NORTHEAST ISLAND CORP.
(Exact Name of registrant as specified in its charter)

Nevada	27-1800601
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 East Cook Avenue, Suite 101
Libertyville, IL 60048
(Address of principal executive offices)

(847) 932-4151
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of June 14, 2011, there were 1,500,000 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

PAGE

BALANCE SHEETS AS OF APRIL 30, 2011 (UNAUDITED) AND JANUARY 31, 2011	1

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND 2010 (UNAUDITED)	2

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND 2010 (UNAUDITED)	3

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	4 - 7

Northeast Island Corp.
(A Development Stage Company)
Balance Sheets

	April 30, 2011	January 31, 2011
	(Unaudited)

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	$11,725	$8,225
Loans payable - related party	31,925	23,925
Total Current Liabilities	43,650	32,150

Stockholders' Deficit:
Preferred stock ($0.001 par value, 10,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock, ($0.001 par value, 100,000,000 shares authorized,
1,500,000 issued and outstanding)	1,500	1,500
Deficit accumulated during the development stage	(45,150)	(33,650)
Total Stockholders' Deficit	(43,650)	(32,150)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to unaudited financial statements.

Northeast Island Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months	Three Months	From January 29, 2010
	Ended April 30, 2011	Ended April 30, 2010	(Inception) to April 30, 2011

General and administrative expenses	$11,500	$12,247	$45,150

Net loss	$(11,500)	$(12,247)	$(45,150)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding
during the period - basic and diluted	1,500,000	1,500,000	1,500,000

See accompanying notes to unaudited financial statements.

Northeast Island Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	From January 29, 2010
	Ended April 30, 2011	Ended April 30, 2010	(Inception) to April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,500)	$(12,247)	$(45,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - founders	-	-	1,500
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable	3,500	1,497	11,725
Net Cash Used in Operating Activities	(8,000)	(10,750)	(31,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	8,000	10,750	31,925
Net Cash Provided by Financing Activities	8,000	10,750	31,925

Net Increase in Cash	-	-	-

Cash - Beginning of Period	-	-	-

Cash - End of Period	$-	$-	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements.

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2011
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

The financial information as of January 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended January 31, 2011 and 2010. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended January 31, 2011 and 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended April 30, 2011 are not necessarily indicative of results for the full fiscal year.

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
April 30, 2011
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

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the three months ended April 30, 2011 and 2010 and from January 29, 2010 (Inception) to April 30, 2011 is equivalent since the Company has had continuing losses.  The Company also has no common stock equivalents.

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2011
(Unaudited)

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

The Company's financial instruments consisted primarily of accounts payable and related party loans. The carrying amounts of the Company's financial instruments generally approximated their fair values as of April 30, 2011 and 2010, respectively, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on our interim unaudited financial statements.

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2011
(Unaudited)

Note 2 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $11,500 and net cash used in operating activities of $8,000 for the three months ended April 30, 2011. The Company also has a working capital deficit and stockholder’s deficit of $43,650 at April 30, 2011. The Company is in the development stage and has not yet generated any revenues.

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

Note 3 Loans Payable - Related Party

(A)	Fiscal Year Ended January 31, 2011

The Company executed loans with an entity that is affiliated with the Company‘s Chief Executive Officer for $23,925.  These loans were non-interest bearing, unsecured and due on demand.

(B)	Fiscal Period Ended April 30, 2011

The Company executed one loan with an entity that is affiliated with the Company‘s Chief Executive Officer for $8,000.  This loan was non-interest bearing, unsecured and due one year from the date of the loan.

The following is a summary of loans payable – related party:

Balance – January 31, 2011	$23,925
Advances – 3 months ended April 30, 2010	8,000
Balance – April 30, 2010	$31,925

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed with the SEC on May 10, 2011, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our unaudited financial statements and notes thereto appearing elsewhere in this report.

Overview

Northeast Island Corp. (“we”, “us”, “our”, “Northeast Island”, the "Company" or the "Registrant") was incorporated in the State of Nevada on January 29, 2010. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination and have made no efforts to identify a possible business combination. As a result, we have not conducted negotiations or entered into a letter of intent concerning any target business. Our business purpose is to seek the acquisition of, or merger with, an existing company. Our fiscal year end is January 31.

Description of Business

Based on our proposed business activities, we are a "blank check" company which is defined by the SEC as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, we also qualify as a “shell company,” because we have no or nominal assets and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Results of Operations

Three Months Ended April 30, 2011 Compared to the Three Months Ended April 30, 2010

We are in the development stage and have negative working capital, stockholders’ deficit and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

Loss from operations – Loss from operations decreased by $747, or 6%, from a net loss of $12,247 for the period ending April 30, 2010 to a net loss of $11,500 for the period ending April 30, 2011. This was primarily due to lower legal, accounting and filing fees.

Liquidity and Capital Resources

Cash and working capital – At April 30, 2011 and January 31, 2011, we had no cash on hand. Our working capital deficit increased $11,500, or 36%, from $32,150 at January 31, 2011 to $43,650 at April 30, 2011. This was primarily due to continued losses from operations resulting from legal, accounting and filing fees.

Cash used in operations – Net cash used in operations decreased by $2,750, or 26%, from $10,750 for the three months ended April 30, 2010 to $8,000 for the three months ended April 30, 2011. This change was due mainly to an increase in accounts payable of $3,500.

Financing activities – Net cash provided by financing activities decreased by $2,750, or 26%, from $10,750 for the three months ended April 30, 2010 to $8,000 for the three months ended April 30, 2011. We financed our operations by receiving a loan of $8,000.

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $11,500 and net cash used in operating activities of $8,000 for the three months ended April 30, 2011. The Company also has a working capital deficit and stockholder’s deficit of $43,650 at April 30, 2011. The Company is in the development stage and has not yet generated any revenues.

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

In response to these problems, management has taken the following actions:

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

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Use of Estimates, Going Concern Consideration – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Among the estimates we have made in the preparation of the financial statements is an estimate of our expenses and cash flows in making the disclosures about our liquidity in this report.  As an early stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops. Our interim financial statements have been prepared assuming we are a “going concern”. No adjustment has been made in the financial statements which could result should we be unable to continue as a going concern.

Development Stage - The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include obtaining related party debt financing and continue to seek a viable merger candidate. The Company has not generated any revenues since inception.

Off Balance Sheet Arrangements

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

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed with the SEC on May 10, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended April 30, 2011, that were not otherwise required to be disclosed in a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST ISLAND CORP.

Dated: June 14, 2011	By:	/s/ Gene D. Maher
Gene D. Maher
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons of the registrant and in the capacities and on the dates indicated have signed this report below:

Dated: June 14, 2011	/s/ Gene D. Maher
Gene D. Maher
Director

Dated: June 14, 2011	/s/ John G. Printz
John G. Printz
Director