Form 10-Q
period 2011-07-31
Northeast Island Corp.
filed 2011-09-13
CIK 1486018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-53903

NORTHEAST ISLAND CORP.
(Exact Name of registrant as specified in its charter)

Nevada	27-1800601
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 12, 2011, there were 1,500,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2011
(Unaudited)

Page(s)

Balance Sheets	2
As of July 31, 2011 (Unaudited) and January 31, 2011

Statements of Operations	3
Three months ended July 31, 2011 and 2010 and Six months ended July 31, 2011 and 2010, and from January 29, 2010 (inception) to July 31, 2011 (Unaudited)

Statements of Cash Flows	4
Six months ended July 31, 2011 and 2010, and from January 29, 2010 (inception) to July 31, 2011 (Unaudited)

Notes to Financial Statements (unaudited)	5-8

Northeast Island Corp.
(A Development Stage Company)
Balance Sheets

	July 31, 2011	January 31, 2011
	(Unaudited)

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	$17,225	$8,225
Loans payable - related party	33,072	23,925
Total Current Liabilities	50,297	32,150

Stockholders' Deficit:
Preferred stock ($0.001 par value, 10,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock, ($0.001 par value, 100,000,000 shares authorized,
1,500,000 issued and outstanding)	1,500	1,500
Deficit accumulated during the development stage	(51,797)	(33,650)
Total Stockholders' Deficit	(50,297)	(32,150)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements

Northeast Island Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		From January 29, 2010
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010	(Inception) to July 31, 2011

General and administrative expenses	$6,647	$6,300	$18,147	$18,547	$51,797

Net loss	$(6,647)	$(6,300)	$(18,147)	$(18,547)	$(51,797)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding
during the period - basic and diluted	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000

See accompanying notes to financial statements

Northeast Island Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended	From January 29, 2010
	July 31, 2011	July 31, 2010	(Inception) to July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,147)	$(18,547)	$(51,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - founders	-	-	1,500
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable	9,000	5,324	17,225
Net Cash Used in Operating Activities	(9,147)	(13,223)	(33,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	9,147	13,223	33,072
Net Cash Provided by Financing Activities	9,147	13,223	33,072

Net Increase in Cash	-	-	-

Cash - Beginning of Period	-	-	-

Cash - End of Period	$-	$-	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2011

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Northeast Island Corp. (the “Company”), was incorporated in the State of Nevada on January 29, 2010.

The Company was formed to pursue a business combination with an existing operating company.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.

The financial information as of January 31, 2011, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended January 31, 2011 and 2010.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended January 31, 2011 and 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the six months ended July 31, 2011, are not necessarily indicative of results for the full fiscal year.

Summary of Significant Accounting Policies

Development Stage

The Company’s unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include obtaining related party debt financing and continuing to seek a viable merger candidate.  The Company has not generated any revenues since inception.

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
July 31, 2011

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities.  Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method.  Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  The computation of basic and diluted loss per share for the six months ended July 31, 2011 and 2010 and from January 29, 2010 (Inception) to July 31, 2011, is equivalent since the Company has had continuing losses.  The Company also has no common stock equivalents.

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

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2011

The Company’s financial instruments consisted primarily of accounts payable and related party loans.  The carrying amounts of the Company’s financial instruments generally approximated their fair values as of July 31, 2011 and January 31, 2011, respectively, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $18,147 and net cash used in operating activities of $9,147 for the six months ended July 31, 2011.  The Company also has a working capital deficit and stockholder’s deficit of $50,297 at July 31, 2011. The Company is in the development stage and has not yet generated any revenues.

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

In response to these problems, management has taken the following actions:

•	Seeking additional third party debt and/or equity financing, and

•	Continue with the implementation of the business plan.

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

NOTE 3 – LOANS PAYABLE - RELATED PARTY

(A)	Fiscal Year Ended January 31, 2011

The Company executed loans with an entity that is affiliated with the Company’s Chief Executive Officer for $23,925.  These loans were non-interest bearing, unsecured and due on demand.

(B)	Fiscal Period Ended July 31, 2011

The Company executed four loans with an entity that is affiliated with the Company’s Chief Executive Officer for a total of $9,147.  These loans were non-interest bearing, unsecured.  The balance as of January 31, 2011 is due on demand.  New notes created during the 6 months ended July 31, 2011 mature within one year.
The following is a summary of loans payable – related party:

Balance – January 31, 2011	$ 23,925
Advances – 6 months ended July 31, 2011	9,147
Balance – July 31, 2011	$ 33,072

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2011

NOTE 4 – STOCKHOLDER’S DEFICIT

On January 29, 2010, the Company issued 1,500,000 shares of common stock, having a fair value of $1,500 ($0.001/share), to its founder for pre-incorporation services.  Fair value of the services provided reflected a more readily determinable fair value of the shares issued.  At January 31, 2010, the Company expensed this stock issuance as a component of general and administrative expenses.

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

Overview

Northeast Island Corp. (“we”, “us”, “our”, “Northeast Island”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on January 29, 2010. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination and have made no efforts to identify a possible business combination. As a result, we have not conducted negotiations or entered into a letter of intent concerning any target business. Our business purpose is to seek the acquisition of, or merger with, an existing company. Our fiscal year end is January 31.

Description of Business

Based on our proposed business activities, we are a “blank check” company which is defined by the SEC as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, we also qualify as a “shell company,” because we have no or nominal assets and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Results of Operations

We are in the development stage and have working capital deficit, stockholders’ deficit and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

Six Months Ended July 31, 2011 Compared to the Six Months Ended July 31, 2010

Loss from operations

Loss from operations decreased by $400, or 2%, from a net loss of $18,547 for the six months ended July 31, 2010, to a net loss of $18,147 for the six months ended July 31, 2011.  This was primarily due to lower legal, accounting and filing fees.

Three Months Ended July 31, 2011 Compared to the Three Months Ended July 31, 2010

Loss from operations

Loss from operations increased by $347, or 5.5%, from a net loss of $6,300 for the three months ended July 31, 2010, to a net loss of $6,647 for the three months ended July 31, 2011.  This was primarily due to an increase in legal fees.

Liquidity and Capital Resources

Cash and working capital – At July 31, 2011 and January 31, 2011, we had no cash on hand. Our working capital deficit increased $18,147, or 56%, from $32,150 at January 31, 2011 to $50,297 at July 31, 2011.  This was primarily due to continued losses from operations resulting from legal, accounting and filing fees.

Cash used in operations – Net cash used in operations decreased by $4,076, or 31%, from $13,223 for the six months ended July 31, 2010 to $9,147 for the six months ended July 31, 2011. This change was due mainly to an increase in accounts payable of $9,000.

Financing activities – Net cash provided by financing activities decreased by $4,076, or 31%, from $13,223 for the six months ended July 31, 2010 to $9,147 for the six months ended July 31, 2011.

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $18,147 and net cash used in operating activities of $9,147 for the six months ended July 31, 2011.  The Company also has a working capital deficit and stockholder’s deficit of $50,297 at July 31, 2011. The Company is in the development stage and has not yet generated any revenues.

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

In response to these problems, management has taken the following actions:

•	Seeking additional third party debt and/or equity financing, and

•	Continue with the implementation of the business plan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the PEO and PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended July 31, 2011, that were not otherwise required to be disclosed in a Current Report on Form 8-K.

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

NORTHEAST ISLAND CORP.

Dated: September 13, 2011	By:	/s/ Gene D. Maher
Gene D. Maher
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons of the registrant and in the capacities and on the dates indicated have signed this report below:

Dated: September 13, 2011	/s/ Gene D. Maher
Gene D. Maher
Director
Dated: September 13, 2011	/s/ John G. Printz
John G. Printz
Director