Form 10-Q
period 2011-10-31
Northeast Island Corp.
filed 2011-12-20
CIK 1486018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 19, 2011, there were 1,500,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Northeast Island Corp.
(A Development Stage Company)
Balance Sheets

	October 31, 2011	January 31, 2011
	(Unaudited)

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	$22,897	$8,225
Loans payable - related party	33,072	23,925
Total Current Liabilities	55,969	32,150

Stockholders' Deficit:
Preferred stock ($0.001 par value, 10,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock, ($0.001 par value, 100,000,000 shares authorized,
1,500,000 issued and outstanding)	1,500	1,500
Deficit accumulated during the development stage	(57,469)	(33,650)
Total Stockholders' Deficit	(55,969)	(32,150)

Total Liabilities and Stockholders' Deficit	$-	$-

Northeast Island Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		From January 29, 2010
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010	(Inception) to October 31, 2011

General and administrative expenses	$5,672	$340	$23,819	$18,887	$57,469

Net loss	$(5,672)	$(340)	$(23,819)	$(18,887)	$(57,469)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding
during the period - basic and diluted	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000

Northeast Island Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended	From January 29, 2010
	October 31, 2011	October 31, 2010	(Inception) to October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,819)	$(18,887)	$(57,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - founders	-	-	1,500
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable	14,672	565	22,897
Net Cash Used in Operating Activities	(9,147)	(18,322)	(33,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	9,147	18,322	33,072
Net Cash Provided by Financing Activities	9,147	18,322	33,072

Net Increase in Cash	-	-	-

Cash - Beginning of Period	-	-	-

Cash - End of Period	$-	$-	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2011
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended October 31, 2011 are not necessarily indicative of results for the full fiscal year.

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2011
(Unaudited)

Summary of Significant Accounting Policies

Development Stage

The Company's unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include obtaining related party debt financing and continuing to seek a viable merger candidate. The Company has not generated any revenues since inception.

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

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2011
(Unaudited)

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the nine months ended October 31, 2011 and 2010 and from January 29, 2010 (Inception) to October 31, 2011 is equivalent since the Company has had continuing losses.  The Company also has no common stock equivalents.

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

The Company's financial instruments consisted primarily of accounts payable and related party loans. The carrying amounts of the Company's financial instruments generally approximated their fair values as of October 31, 2011 and January 31, 2011, respectively, due to the short-term nature of these instruments.

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2011
(Unaudited)

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 2 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $23,819 and net cash used in operating activities of $9,147 for the nine months ended October 31, 2011.  The Company also has a working capital deficit and stockholder’s deficit of $55,969 and $57,469, respectively, at October 31, 2011. The Company is in the development stage and has not yet generated any revenues.

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

Northeast Island Corp.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2011
(Unaudited)

(B)	Fiscal Period Ended October 31, 2011

The Company executed loans with an entity that is affiliated with the Company‘s Chief Executive Officer for a total of $9,147.  These loans were non-interest bearing and unsecured. The balance as of January 31, 2011 is due on demand. New notes created during the 9 months ended October 31, 2011 mature within one year from their issuance date.

The following is a summary of loans payable – related party:

Balance – January 31, 2011	$23,925
Advances – 9 months ended October 31, 2011	9.147
Balance – October 31, 2011	$33,072

Note 4 Stockholder’s Deficit

On January 29, 2010, the Company issued 1,500,000 shares of common stock, having a fair value of $1,500 ($0.001/share), to its founders for pre-incorporation services.  Fair value of the services provided reflected a more readily determinable fair value of the shares issued.  At January 31, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

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

Nine Months Ended October 31, 2011

Loss from operations – Loss from operations increased by approximately $4,932, or 26%, from a net loss of $18,887 for the nine months ending October 31, 2010 to a net loss of $23,819 for the nine months ending October 31, 2011. This was primarily due to higher professional fees.

Three Months Ended October 31, 2011

Loss from operations – Loss from operations increased by approximately $5,300, or 1,568%, from a net loss of $340 for the three months ending October 31, 2010 to a net loss of $5,672 for the three months ending October 31, 2011. This was primarily due to higher legal, accounting and filing fees.

Liquidity and Capital Resources

Cash and working capital – At October 31, 2011 and January 31, 2011, we had no cash on hand. Our working capital deficit increased $23,819, or 74%, from $32,150 at January 31, 2011 to $55,969 at October 31, 2011.  This was primarily due to continued losses from operations resulting from professional fees.

Cash used in operations – Net cash used in operations decreased by $9,175 or 50%, from $18,887 for the nine months ended October 31, 2010 to $9,147 for the nine months ended October 31, 2011. This change was due mainly to an increase in accounts payable of $9,175.

Financing activities – Net cash provided by financing activities decreased by $9,175, or 50%, from $18,322 for the nine months ended October 31, 2010 to $9,147 for the nine months ended October 31, 2011. We financed our operations by receiving related party loans of $9,147.

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $23,819 and net cash used in operating activities of $9,147 for the nine months ended October 31, 2011.  The Company also has a working capital deficit and stockholder’s deficit of $55,969 and $57,469, respectively, at October 31, 2011. The Company is in the development stage and has not yet generated any revenues.

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

Development Stage – The Company’s financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include obtaining related party debt financing and continue to seek a viable merger candidate. The Company has not generated any revenues since inception.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended October 31, 2011, that were not otherwise required to be disclosed in a Current Report on Form 8-K.

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

NORTHEAST ISLAND CORP.

Dated: December 20, 2011	By:	/s/ Gene D. Maher
Gene D. Maher
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons of the registrant and in the capacities and on the dates indicated have signed this report below:

Dated: December 20, 2011	/s/ Gene D. Maher
Gene D. Maher
Director

Dated: December 20, 2011	/s/ John G. Prinz
John G. Prinz
Director